Form 10-K/A
period 2005-03-01
BEAR STEARNS ASST ASSET BACKED CERTS SER 2003 HE1
filed 2005-03-30
CIK 1274790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Delaware
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

Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

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

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K/A (e.g., Part I, Part
II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.
The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

This Amendment No. 1 on Form 10-K/A amends the Form 10-K previously filed to include a revised Exhibit 99.4 which provides a corrected ending principal balance on the Aggregate Statement of Principal and Interest Distributions
to Certificateholders as of December 31, 2004.

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
There was an aggregate of 23 holders of record for the registered certificates (Classes I-A-1, I-A-2, II-A, M-1, M-2, M-
3, M-4, M-5 and M-6) of Bear Stearns Asset Backed Securities Trust 2003-HE1, Asset-Backed Certificates, Series
2003-HE1. Holders of record by class were 4 holders for Class I-A-1; 3 holders for Class I-A-2; 1 holder for Class II-
A; 3 holders for Class M-1; 3 holders for Class M-2; 1 holder for Class M-3; 2 holders for the Class M-4; 3 holders for the Class M-5 and 3 holders for the Class M-6. The Calculation of holders of record was based upon the number of individual participants in the security position listing provided by DTC as of December 31, 2004.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(A) Exhibits

(31) Sarbanes Oxley Certification. <F1>

(99.1) Annual Independent Accountants' Servicing Report. <F2>

(99.2) Report of Management as to compliance with minimum servicing standards. <F2>

(99.3) Annual Statement of Compliance. <F2>

(99.4) Aggregate Statement of Principal and Interest Distributions to Certificateholders as of December 31, 2004. <F1>

(99.5) Report of holders of record holding 5% or more of the outstanding balance of each registered class as of the end of the reporting period for 2004. <F2>

(B) No reports were filed on Form 8-K during the last quarter of 2004.

<F1> Filed herewith.
<F2> Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bear Stearns Asset Backed Securities, Inc.
(Registrant)

Signed: EMC Mortgage Corporation, as Master Servicer

By: /s/ Ralene Ruyle
Ralene Ruyle, Chief Executive Officer and President

Date: March 29, 2005